Form 10-K
period 2024-12-31
Harley-Davidson Motorcycle Trust 2022-A
filed 2025-03-21
CIK 1921031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Annual losses on the retail motorcycle loans serviced by HDCC were 3.31% during 2024 compared to 3.00% in 2023. The 30-day delinquency rate for retail motorcycle loans serviced by HDCC at December 31, 2024 increased to 5.34% from 5.09% at December 31, 2023. The unfavorable retail credit loss and delinquency performance were driven by several factors connected to the macro-economic environment and the related industry dynamics, including the impact of higher motorcycle payments and general inflationary pressures on customers.
Additionally, the Company continues to experience downward pressure on recovery values at auction. HDFS's retail credit losses have changed, and the Company believes they will continue to change over time due to changing consumer credit behavior, macroeconomic conditions including the impact of inflation and HDFS's efforts to increase prudently structured loan approvals to sub-prime borrowers. In addition, HDFS's efforts to adjust underwriting criteria based on market and economic conditions and actions that the Company has taken and could take that impact motorcycle values may impact HDFS's retail credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending
December 31, 2024, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

10.4	Underwriting Agreement dated as of April 12, 2022 among CFC, HDCC and Wells Fargo Securities, LLC, on behalf of itself as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-262475-01), filed on April 14, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2024.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Citibank, N.A. for the year ended December 31, 2024.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, N.A.
35.1	Servicer Compliance Statement of HDCC for the year ended December 31, 2024.

(c)	Not Applicable

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

March 21, 2025